Form 10-K
period 2001-12-31
BEAR STEARNS DEPOSITOR INC
filed 2002-05-02
CIK 1137824

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended: December
                     31, 2001
                     Commission File Number:
                     333-58504


                   Bear Stearns Depositor Inc. on behalf of:

                TRUST CERTIFICATES (TRUCS), SERIES 2001-1 TRUST TRUST CERTIFICATES (TRUCS), SERIES 2001-2 TRUST TRUST CERTIFICATES (TRUCS), SERIES 2001-3 TRUST TRUST CERTIFICATES (TRUCS), SERIES 2001-4 TRUST

            (Exact name of registrant as specified in its charter)

Delaware                                                  13-4164633
(State or other jurisdiction or incorporation)            (I.R.S. employer identification no.)

Bear Stearns Depositor Inc.
383 Madison Avenue, 8th Floor
New York, N.Y.                                                                          10179
                        (Address of principal executive offices)                   (Zip Code)

        Registrant's telephone number including area code (212)272-4880

Securities registered pursuant to Section 12(b) of the Act:
                TRUST CERTIFICATES (TRUCS), SERIES 2001-1 TRUST TRUST CERTIFICATES (TRUCS), SERIES 2001-2 TRUST TRUST CERTIFICATES (TRUCS), SERIES 2001-3 TRUST TRUST CERTIFICATES (TRUCS), SERIES 2001-4 TRUST


Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to have filed such reports) and (2) has been subject tosuch filing requirements for the past 90 days. Yes _X__ No __

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The Registrant has no voting stock or class of common stock outstanding as of the date of this report.

Introductory Note

Bear Stearns Depositor Inc. (the "Depositor") is the Depositor under the Standard Terms Trust Agreements between the Depositor and U.S. Bank Trust National Association, as Trustee (the "Trustee"), providing for the issuance of the Bear Stearns "TRUCS" listed above (the "Certificates") and is the depositor for the Certificates (the "Registrant').


                                    PART I


Item 1. Business
----------------
          Not Applicable

Item 2.  Properties
-------------------
          Not Applicable

Item 3.  Legal Proceedings
--------------------------
          Not Applicable

Item 4.  Submission of Matters To A Vote of Security Holders
------------------------------------------------------------
          Not Applicable

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------
          The Certificates representing investors' interest in the Trusts are represented by one or more physical Certificates registered in the name of "Cede & Co., the nominee of The Depository Trust Company. To the best knowledge of the registrant, there is no established public trading market for the Certificates.


Item 6.  Selected Financial Data
------------------------------------
          Not Applicable


Item 7.   Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
Results of Operations
---------------------
          Not Applicable

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------
          Not Applicable

Item 9.  Changes In and Disagreements With Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------
          Not Applicable

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------
          Not Applicable

Item 11.   Executive Compensation
---------------------------------
          Not Applicable

                                    PART II

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------
          (a)   Not Applicable
          (b)   Not Applicable
          (c)   Not Applicable

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------
          None

                                   PART III

Item 14.  Exhibits, Financial Schedules and Reports on Form 8-K
---------------------------------------------------------------
          See attached Exhibits.

                                  SIGNATURES



          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             Bear Stearns Depositor Inc., As Depositor for the Trusts (the "Registrant")


                             By:




                             By: /s/ David Langendorfer
                                -----------------------
                             Name:  David Langendorfer
                             Title: Vice President


Dated as of: December 31, 2001

                                 EXHIBIT INDEX
                                 -------------


Exhibit                                                                  Page
-------                                                                  ----

Trust Certificates (TRUCS), Series 2001-1 Trust                            6
Trust Certificates (TRUCS), Series 2001-2 Trust                            7
Trust Certificates (TRUCS), Series 2001-3 Trust                            8
Trust Certificates (TRUCS), Series 2001-4 Trust                            9

                                                 Exhibit 1


Trust Certificates (TRUCS), Series 2001-1
Schedule of Receipts and Disbursements
For the year ended December 31, 2001




RECEIPTS

 Interest on $28,800,000 p.a. 6.50% AT&T Corporation               $936,000.00
   Notes due 3/15/29


                                                                --------------
 Total Cash Receipts                                               $936,000.00
                                                                ==============



DISBURSEMENTS

 Interest paid on Trust Certificates (TRUCS)                       $444,930.56

 Principal paid on Trust Certificates (TRUCS)                            $0.00

 Distribution to Depositor                                         $491,069.44
                                                                --------------

 Total Cash Disbursements                                          $936,000.00
                                                                ==============



                                                 Exhibit 2

Trust Certificates (TRUCS), Series 2001-2
Schedule of Receipts and Disbursements
For the year ended December 31, 2001




RECEIPTS

 Interest on $30,000,000 p.a. 7.125% IBM Debentures              $1,068,750.00
   due 12/1/96


                                                                --------------
 Total Cash Receipts                                             $1,068,750.00
                                                                ==============



DISBURSEMENTS

 Interest paid on Trust Certificates (TRUCS)                       $833,387.94

 Principal paid on Trust Certificates (TRUCS)                            $0.00

 Distribution to Depositor                                         $235,362.06
                                                                --------------

 Total Cash Disbursements                                        $1,068,750.00
                                                                ==============



                                                 Exhibit 3

Trust Certificates (TRUCS), Series 2001-3

Schedule of Receipts and Disbursements
For the year ended December 31, 2001




RECEIPTS

 Interest on $43,815,000 p.a. 7.00% BellSouth                    $1,533,525.00
   Telecommunications Debentures due 12/1/95


                                                                --------------
 Total Cash Receipts                                             $1,533,525.00
                                                                ==============



DISBURSEMENTS

 Interest paid on Trust Certificates (TRUCS)                     $1,177,909.38

 Principal paid on Trust Certificates (TRUCS)                            $0.00

 Distribution to Depositor                                         $355,615.62
                                                                --------------

 Total Cash Disbursements                                        $1,533,525.00
                                                                ==============



                                                 Exhibit 4


Trust Certificates (TRUCS), Series 2001-4
Schedule of Receipts and Disbursements
For the year ended December 31, 2001

RECEIPTS

 Interest on $25,000,000 p.a. 7.00% BellSouth                      $875,000.00
   Telecommunications Debentures due 12/1/95


                                                                --------------
 Total Cash Receipts                                               $875,000.00
                                                                ==============



DISBURSEMENTS

 Interest paid on Trust Certificates (TRUCS)                       $170,138.89

 Principal paid on Trust Certificates (TRUCS)                            $0.00

 Distribution to Depositor                                         $704,861.11
                                                                --------------

 Total Cash Disbursements                                          $875,000.00
                                                                ==============